Form 10QSB
period 2007-06-30
Atlas Resources Public #16-2007 (A) L.P.
filed 2007-08-14
CIK 1374985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-138068-02

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-8219605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of June 30, 2007	3

	Statement of Net Earnings for the Period April 23, 2007 through June 30, 2007	4

	Statement of Partners’ Capital Accounts for the Period April 23, 2007 through June 30, 2007	5

	Statement of Cash Flows for the Period April 23, 2007 through June 30, 2007	6

	Notes to Financial Statements	7-10

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	10-13

Item 3:	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6:	Exhibits	13

SIGNATURES		14

CERTIFICATIONS		15-18

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$100
Accounts receivable – affiliate	83,951,700
Total current assets	83,951,800

Oil and gas properties, net	50,488,100
$134,439,900
LIABILITIES AND PARTNERS’ CAPITAL

Asset retirement obligation	$1,740,200

Partners’ capital:
Managing general partner	8,098,100
Investor partners (12,498.21 units)	124,601,600
Total partners' capital	132,699,700
$134,439,900

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
STATEMENT OF NET EARNINGS
FOR THE PERIOD April 23, 2007 THROUGH June 30, 2007
(Unaudited)

REVENUES:

Natural gas	$133,300
Total revenues	133,300

COSTS AND EXPENSES:
Production	20,000
Depletion	70,900
Accretion of asset retirement obligation	33,800
General and administrative	900
Total expenses	125,600
Net earnings	$7,700

Allocation of net earnings (loss):
Managing general partner	$17,800
Investor partners	$(10,100)
Net loss per investor partnership unit	$(1)

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE PERIOD April 23, 2007 THROUGH June 30, 2007
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total

Balance at April 23, 2007	$—	$—	$—

Partners capital contributions:
Cash	100	124,611,700	124,611,800
Syndication and offering costs	14,953,400	—	14,953,400
Tangible equipment / leasehold costs	8,080,200	—	8,080,200
Total contributions	23,033,700	124,611,700	147,645,400

Syndication and offering costs, immediately charged to capital	(14,953,400)	—	(14,953,400)
	8,080,300	124,611,700	132,692,000
Participation in revenues and expenses:
Net production revenues	38,800	74,500	113,300
Depletion	(9,100)	(61,800)	(70,900)
General and administrative expenses	(300)	(600)	(900)
Accretion of asset retirement obligation	(11,600)	(22,200)	(33,800)
Net earnings (loss)	17,800	(10,100)	7,700

Balance at June 30, 2007	$8,098,100	$124,601,600	$132,699,700

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD April 23, 2007 THROUGH June 30, 2007
(Unaudited)

Cash flows from operating activities:

Net earnings	$7,700
Adjustments to reconcile net earnings to net cash used in operating activities:
Depletion	70,900
Accretion of asset retirement obligation	33,800
Increase in accounts receivable-affiliate	(83,951,700)
Net cash used in operating activities	(83,839,300)

Cash flows from investing:
Oil and gas well drilling contracts paid to MGP	(40,772,400)
Net cash used in investing activities	(40,772,400)

Cash flows from financing activities:
Initial capital contributions to MGP	100
Partners' capital contribution	124,611,700
Net cash provided by financing activities	124,611,800

Net decrease in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible costs included in oil and gas properties	$5,670,600
Lease costs included in oil and gas properties	2,409,600
Syndication and offering costs	14,953,400
$23,033,600

Asset retirement obligation	$1,706,400

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas Resources Public 16-2007 (A) L.P. (the “Partnership”) as of June 30, 2007 and for the three months and six months ended June 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the three months and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.  Partnership operations began on April 23, 2007; therefore no comparative schedule is available for the three months and six months ended June 30, 2006.

The Partnership was formed as a Delaware Limited Partnership on September 15, 2006 to drill and operate gas wells located primarily in Pennsylvania, Tennessee, West Virginia and Ohio with Atlas Resources, LLC as its Managing General Partner ("MGP").  As of June 30, 2007 the Partnership has 3,271 investors who contributed $124,611,700, which was paid to the MGP as operator and general drilling contractor under our drilling and operating agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ from these estimates.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At June 30, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $116,200 at June 30, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheet.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (“FASB”), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the period indicated are as follows:

Period Ended
April 23, 2007 Through
June 30, 2007

Asset retirement obligation at beginning of period	$—
Liabilities incurred from drilling wells	1,706,400
Accretion expense	33,800
Asset retirement obligation at end of period	$1,740,200

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the date indicated:	June 30,
2007
Mineral interest in properties:
Proved properties	$2,409,600
Wells and related equipment	48,149,400
50,559,000

Accumulated depletion of oil and gas properties	(70,900)
$50,488,100

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations, and is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the period ended June 30, 2007 were $600.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Net Earnings are currently payable at $362 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the period ended June 30, 2007 were $2,700.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the period ended June 30, 2007 were $17,000.

•	Adjusted asset contributions from the MGP which are reported in the Partnership’s Statement of Cash Flows as a non-cash activity for the period ended June 30, 2007 were $23,033,600.

•
As of June 30, 2007, the Partnership has funded $124,611,700 to the MGP for well drilling contracts of which $40,772,400 has been spent to date on well drilling costs and the remaining balance of $83,839,300 is shown as part of Accounts receivable-affiliate, due from the MGP, on the Partnership's Balance Sheet.

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable-affiliate on the Partnership's Balance Sheet represents the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on September 15, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells.  We drilled and currently operate wells located in Pennsylvania, Tennessee, West Virginia and Ohio. We have no employees and rely on our MGP for management which, in turn relies on its parent company, Atlas Energy Resources, LLC or Atlas Energy, for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products.  Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.’s gas gathering system, which is managed by an affiliate of our MGP.  We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations

Partnership operations began on April 23, 2007.  The Partnership's first production revenues were accrued in May 2007, therefore no comparative schedule is available for the three months and six months ended June 30, 2006.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the period indicated:

Period Ended
April 23, 2007 Through
June 30, 2007
Production revenues (in thousands):
Gas	$133
Oil	$—
Total	$133

Production volumes:
Gas (mcf/day) (2)	348
Oil (bbls/day) (2)	—
Total (mcfe/day) (2)	348

Average sales prices:
Gas (per mcf) (1) (2)	$8.51
Oil (per bbl) (2)	$—

Average production costs:
As a percent of sales	15%
Per mcfe (2)	$1.28

Depletion per mcfe	$4.53
_____________

(1)	The average sales price per mcf before the effects of hedging was $8.51 for the period ended June 30, 2007.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $133,300 for the period ended June 30, 2007.  We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.  We began receiving production revenues in May 2007, for the period ended June 30, 2007 we recorded production revenues for approximately 16 wells.

Expenses.  Production expenses were $20,000 for the period ended June 30, 2007.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 53% for the period ended June 30, 2007.

General and administrative expenses were $900 for the period ended June 30, 2007.  These expenses include outside costs for services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources.  Cash used in operating activities was $83,839,300 in the period ended June 30, 2007.  This was due to drilling fees paid to our MGP, which is in accounts receivable-affiliate.

Cash used in investing activities was $40,772,400 during the period ended June 30, 2007.  This was entirely due to well drilling costs paid to our MGP.

Cash provided by financing activities was $124,611,800 during the period ended June 30, 2007.  This was due to funds contributed by the investor partners for well drilling costs.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for future plugging and abandonment costs.  Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us.  The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement and at this time we have not made any decisions in its application to our financial position or results of operations.  We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement or SFAS 157.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS 157 is effective beginning January 1, 2008.  We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure.  There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 16-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 14, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 14, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer