Form 10QSB
period 2007-09-30
Atlas Resources Public #16-2007 (A) L.P.
filed 2007-11-09
CIK 1374985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-138068-02

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-8219605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
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

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of September 30, 2007	3

	Statements of Net Earnings for the Three Months ended September 30, 2007 and for the Period
	April 23, 2007 through September 30, 2007	4

	Statement of Partners’ Capital Accounts for the Period April 23, 2007 through September 30, 2007	5

	Statement of Cash Flows for the Period April 23, 2007 through September 30, 2007	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
BALANCE SHEET

September 30,
2007
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100
Accounts receivable – affiliate	69,765,600
Short-term hedge receivable due from affiliate	285,400
Total current assets	70,051,100

Oil and gas properties, net	160,833,300
Long-term hedge receivable due from affiliate	152,500
$231,036,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$15,700
Short-term hedge liability due to affiliate	45,800
Total current liabilities	61,500

Asset retirement obligation	4,131,100
Long-term hedge liability due to affiliate	211,700

Partners’ capital:
Managing general partner	26,802,900
Investor partners (20,000 units)	199,649,300
Accumulated other comprehensive income	180,400
Total partners' capital	226,632,600
$231,036,900

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
STATEMENTS OF NET EARNINGS
September 30, 2007
(Unaudited)

		Period Ended
	Three Months Ended	April 23, 2007 Through
	September 30,	September 30,
	2007	2007
REVENUES:

Natural gas and oil	$1,355,300	$1,488,600
Total revenues	1,355,300	1,488,600

COSTS AND EXPENSES:
Production	284,700	304,700
Depletion	764,200	835,100
Accretion of asset retirement obligation	139,300	173,100
General and administrative	49,100	50,000
Total expenses	1,237,300	1,362,900
Net earnings	$118,000	$125,700

Allocation of net earnings (loss):
Managing general partner	$144,400	$162,200
Investor partners	$(26,400)	$(36,500)
Net loss per investor partnership unit	$(1)	$(2)

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE PERIOD April 23, 2007 THROUGH
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income	Total

Balance at April 23, 2007	$—	$—	$—	$—

Partners capital contributions:
Cash	100	199,685,800	—	199,685,900
Syndication and offering costs	21,965,400	—	—	21,965,400
Tangible equipment / leasehold costs	26,640,600	—	—	26,640,600
Total contributions	48,606,100	199,685,800	—	248,291,900

Syndication and offering costs, immediately charged to capital	(21,965,400)	—	—	(21,965,400)
	26,640,700	199,685,800	—	226,326,500
Participation in revenues and expenses:
Net production revenues	376,400	807,500	—	1,183,900
Depletion	(143,300)	(691,800)	—	(835,100)
General and administrative expenses	(15,900)	(34,100)	—	(50,000)
Accretion of asset retirement obligation	(55,000)	(118,100)	—	(173,100)
Net earnings (loss)	162,200	(36,500)	—	125,700

Other comprehensive income	—	—	180,400	180,400

Balance at September 30, 2007	$26,802,900	$199,649,300	$180,400	$226,632,600

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD April 23, 2007 THROUGH
September 30, 2007
(Unaudited)

Cash flows from operating activities:

Net earnings	$125,700
Adjustments to reconcile net earnings to net cash used in operating activities:
Depletion	835,100
Accretion of asset retirement obligation	173,100
Increase in accounts receivable-affiliate	(1,149,600)
Increase in accrued liabilities	15,700
Net cash used in operating activities	—

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	(199,685,800)
Net cash used in investing activities	(199,685,800)

Cash flows from financing activities:
Initial capital contribution by MGP	100
Partners' capital contributions	199,685,800
Net cash provided by financing activities	199,685,900

Net increase in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible costs included in oil and gas properties	$21,051,600
Lease costs included in oil and gas properties	5,589,000
Syndication and offering costs	21,965,400
$48,606,000

Asset retirement obligation	$3,958,000

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas Resources Public 16-2007 (A) L.P. (the “Partnership”) as of September 30, 2007 and for the three months ended and for the period ended September 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the three months ended and for the period ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.  Partnership operations began on April 23, 2007; therefore, no comparative schedule is available for the three months ended and for the period ended September 30, 2006.

The Partnership was formed as a Delaware Limited Partnership on September 15, 2006 to drill and operate gas wells located primarily in Pennsylvania, Tennessee, West Virginia and Ohio with Atlas Resources, LLC as its Managing General Partner ("MGP").  As of September 30, 2007 the Partnership has 5,006 investors who contributed $199,685,800, which was paid to the MGP as operator and general drilling contractor under our drilling and operating agreement.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $913,400 at September 30, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheet.

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
September 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

		Period Ended
	Three Months Ended	April 23, 2007 Through
	September 30,	September 30,
	2007	2007

Asset retirement obligation at beginning of period	$1,740,200	$—
Liabilities incurred from drilling wells	2,251,600	3,958,000
Accretion expense	139,300	173,100
Asset retirement obligation at end of period	$4,131,100	$4,131,100

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the date indicated:	September 30,
2007
Mineral interest in properties:
Proved properties	$5,589,000
Wells and related equipment	156,079,400
161,668,400

Accumulated depletion of oil and gas properties	(835,100)
$160,833,300

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

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Partnership is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months ended and for the period ended September 30, 2007 were $21,900 and $22,500, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $362 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months ended and for the period ended September 30, 2007 were $105,800 and $108,500, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months ended and for the period ended September 30, 2007 were $152,400 and $169,400, respectively.

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the period ended September 30, 2007 were $48,606,000.

•
As of September 30, 2007, the Partnership has funded $199,685,800 to the MGP for well drilling contracts of which $131,069,800 has been spent to date on well drilling costs and the remaining balance of $68,616,000 is shown as part of Accounts receivable-affiliate, due from the MGP, on the Partnership's Balance Sheet.

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income for the Partnership is as follows for the periods indicated.

		Period Ended
	Three Months	April 23, 2007
	Ended	Through
	September 30,	September 30,
	2007	2007

Net earnings	$118,000	$125,700
Other comprehensive income:
Unrealized holding gain on hedging contracts	240,300	240,300
Less: reclassification adjustment for gains realized in net earnings	(59,900)	(59,900)
	180,400	180,400
Comprehensive income	$298,400	$306,100

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheet as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 1,315,700 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheet of $180,400.  Of the $180,400 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $239,600 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $59,200 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $59,900 for the three months ended and for the period ended September 30, 2007, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months ended and period ended September 30, 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	303,200	$8.69	$227,600
	2009	295,300	$8.41	45,700
	2010	199,100	$7.87	(54,500)
	2011	109,100	$7.46	(45,800)
	2012	22,400	$7.37	(9,700)
				$163,300

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	8,400	$7.50	$5,900
	2008	Calls sold	8,400	$8.60	—
	2008	Puts purchased	21,800	$7.50	6,100
	2008	Calls sold	21,800	$9.40	—
	2009	Puts purchased	7,300	$7.50	—
	2009	Calls sold	7,300	$9.40	(600)
	2010	Puts purchased	40,300	$7.75	2,700
	2010	Calls sold	40,300	$8.75	—
	2011	Puts purchased	13,400	$7.75	(100)
	2011	Calls sold	13,400	$8.75	—
	2011	Puts purchased	100,700	$7.50	4,400
	2011	Calls sold	100,700	$8.45	—
	2012	Puts purchased	33,600	$7.50	—
	2012	Calls sold	33,600	$8.45	(500)
	2012	Puts purchased	120,800	$7.50	—
	2012	Calls sold	120,800	$8.45	(400)
	2013	Puts purchased	40,300	$7.00	—
	2013	Calls sold	40,300	$8.37	(400)
					$17,100

				Net Asset	$180,400
__________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the date indicated:

	September 30, 2007
	Book Value	Fair Value
Assets
Derivative instruments	$437,900	$437,900
	$437,900	$437,900
Liabilities
Derivative instruments	$(257,500)	$(257,500)
	$180,400	$180,400

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

General

We were formed as a Delaware limited partnership on September 15, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells.  We drilled and currently operate wells located in Pennsylvania, Tennessee, West Virginia and Ohio. We have no employees and rely on our MGP for management, which in turn relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

Partnership operations began on April 23, 2007.  The Partnership's first production revenues were accrued in May 2007, therefore no comparative schedule is available for the three months ended and for the period ended September 30, 2006.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

		Period Ended
	Three Months	April 23, 2007
	Ended	Through
	September 30,	September 30,
	2007	2007
Production revenues (in thousands):
Gas	$1,350	$1,483
Oil	$5	$6
Total	$1,355	$1,489

Production volumes:
Gas (mcf/day) (2)	1,816	1,334
Oil (bbls/day) (2)	1	1
Total (mcfe/day) (2)	1,822	1,340

Average sales prices:
Gas (per mcf) (1) (2)	$8.08	$8.12
Oil (per bbl) (2)	$62.25	$62.25

Average production costs:
As a percent of sales	21%	20%
Per mcfe (2)	$1.70	$1.66

Depletion per mcfe	$4.56	$4.56
_____________

(1)	The average sales price per mcf before the effects of hedging was $7.72 and $7.79 for the three months ended and for the period ended September 30, 2007, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,349,800 and $1,483,100 for the three months ended and for the period ended September 30, 2007, respectively.  We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.  We began receiving production revenues in May 2007, for the period ended September 30, 2007, we recorded production revenues for approximately 220 wells.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $5,500 for the three months ended and for the period ended September 30, 2007.

Expenses.  Production expenses were $284,700 and $304,700 for the three months ended and for the period ended September 30, 2007, respectively.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 56% for the three months ended and for the period ended September 30, 2007, respectively.

General and administrative expenses were $49,100 and $50,000 for the three months ended and for the period ended September 30, 2007, respectively.  These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

             Liquidity and Capital Resources.  Cash used in investing activities was $199,685,800 during the period ended September 30, 2007.  This was entirely due to well drilling costs paid to our MGP.

Cash provided by financing activities was $199,685,900 during the period ended September 30, 2007.  This was due to funds contributed by the investor partners for well drilling costs.

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

Atlas Resources Public 16-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer