Form 10-Q
period 2008-03-31
Atlas Resources Public #16-2007 (A) L.P.
filed 2008-05-13
CIK 1374985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-138068-02

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-8219605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange
Act (Check One) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Statement of Net Earnings for the Three Months ended March 31, 2008	4

	Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2008	5

	Statement of Cash Flows for the Three Months ended March 31, 2008	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	18

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

PART I

ITEM 1.  FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,184,400	$1,573,600
Accounts receivable – affiliate	13,399,800	18,496,600
Short-term hedge receivable due from affiliate	31,300	1,331,000
Total current assets	16,615,500	21,401,200

Oil and gas properties, net	244,767,500	240,676,700
Long-term hedge receivable due from affiliate	250,800	199,000
	$261,633,800	$262,276,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$17,600	$37,800
Short-term hedge liability due to affiliate	6,034,200	31,500
Total current liabilities	6,051,800	69,300

Asset retirement obligation	3,532,600	3,480,400
Long-term hedge liability due to affiliate	6,709,200	1,999,600

Partners’ capital:
Managing general partner	62,351,100	58,305,100
Investor partners (20,000 units)	195,450,400	198,923,600
Accumulated other comprehensive loss	(12,461,300)	(501,100)
Total partners' capital	245,340,200	256,727,600
	$261,633,800	$262,276,900

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
STATEMENT OF NET EARNINGS
(Unaudited)

Three Months
Ended
March 31,
2008
REVENUES

Natural gas and oil	$11,454,900
Interest income	8,000
Total revenues	11,462,900

COSTS AND EXPENSES
Production	3,046,500
Depletion	6,729,700
Accretion of asset retirement obligation	52,200
General and administrative	125,700
Total expenses	9,954,100
Net earnings	$1,508,800

Allocation of net earnings (loss):
Managing general partner	$2,054,000
Investor partners	$(545,200)
Net loss per investor partnership unit	$(27)

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED March 31, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$58,305,100	$198,923,600	$(501,100)	$256,727,600

Participation in revenues and expenses:
Net production revenues	3,190,100	5,218,300	—	8,408,400
Interest income	3,000	5,000	—	8,000
Depletion	(1,071,700)	(5,658,000)	—	(6,729,700)
General and administrative	(47,600)	(78,100)	—	(125,700)
Accretion of asset retirement obligation	(19,800)	(32,400)	—	(52,200)
Net earnings (loss)	2,054,000	(545,200)	—	1,508,800

Other comprehensive loss	—	—	(11,960,200)	(11,960,200)

MGP asset contribution	3,782,100	—	—	3,782,100

Distributions to partners	(1,790,100)	(2,928,000)	—	(4,718,100)

Balance at March 31, 2008	$62,351,100	$195,450,400	$(12,461,300)	$245,340,200

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months
Ended
March 31, 2008
Cash flows from operating activities:

Net earnings	$1,508,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	6,729,700
Accretion of asset retirement obligation	52,200
Increase in accounts receivable-affiliate	(1,941,600)
Decrease in accrued liabilities	(20,200)
Net cash provided by operating activities	6,328,900

Cash flows from financing activities:
Distributions to partners	(4,718,100)
Net cash used in financing activities	(4,718,100)

Net increase in cash and cash equivalents	1,610,800
Cash and cash equivalents at beginning of period	1,573,600
Cash and cash equivalents at end of period	$3,184,400

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible costs	$3,782,100

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public 16-2007 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 5,006 Limited Partners or Investor General Partners depending upon their election. The Partnership was formed on September 15, 2006 to drill and operate gas wells located primarily in Pennsylvania, New York, Tennessee, West Virginia and Ohio. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of March 31, 2008 and for the three months ended March 31, 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008. Partnership operations began April 23, 2007; therefore no comparative schedule is available for the three months ended March 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2008 and December 31, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $7,169,300 at March 31, 2008 and $6,990,000 at December 31, 2007 which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$6,887,900	$6,887,900
Wells and related equipment	252,575,700	241,755,200
	259,463,600	248,643,100

Accumulated depletion of oil and gas properties	(14,696,100)	(7,966,400)
	$244,767,500	$240,676,700

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position FIN 39-1 amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 was effective for the Partnership on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on the Partnership’s financial position or results of operations.

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. SFAS 157 was effective for the Partnership as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnership’s financial position or results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months ended March 31, 2008 were $102,800.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Net Earnings are payable at $376 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months ended March 31, 2008 were $516,200.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months ended March 31, 2008 were $1,844,000.

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the three months ended March 31, 2008 were $3,782,100.

•
As of March 31, 2008, the Partnership has funded $199,685,800 to the MGP for well drilling contracts of which $196,394,900 has been spent to date on well drilling costs and the remaining balance of $3,290,900 was included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (February 2008). Since inception of the program, the MGP has not been required to subordinate any of its revenue to its investor partners.

NOTE 4 – COMPREHENSIVE LOSS

Comprehensive loss includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unrealized hedging contracts related to commodity derivatives. Comprehensive loss for the Partnership is as follows for the period indicated:

Three Months
Ended
March 31,
2008

Net earnings	$1,508,800
Other comprehensive loss:
Unrealized holding loss on hedging contracts	(10,906,800)
Less: reclassification adjustment for gains realized in net earnings	(1,053,400)
Total other comprehensive loss	(11,960,200)
Comprehensive loss	$(10,451,400)

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to hedge exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas and oil. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At March 31, 2008, Atlas Energy had allocated natural gas futures contracts to the Partnership related to natural gas sales covering 11,517,800 dekatherms (“Dth”) of gas, maturing through March 31, 2013, at an average settlement price of $8.29 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 53,300 barrels (“Bbls”) of oil, maturing through March 31, 2013 at an average settlement price of $99.43 per Bbl. At March 31, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $12,461,300. Of the $12,461,300 net loss in accumulated other comprehensive loss at March 31, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $6,002,900 of net loss to its Statement of Net Earnings over the next twelve month period as these contracts expire, and $6,458,400 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized gains of $1,053,400 for the three months ended March 31, 2008, in its oil and gas revenues within its Statement of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statement of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months ended March 31, 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of March 31, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil hedge contracts:

Natural Gas Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset/
December 31,	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	2,596,200	$8.81	$(3,734,700)
2009	3,209,900	8.42	(3,989,200)
2010	1,888,200	7.80	(2,168,400)
2011	944,100	7.51	(1,054,500)
2012	629,400	8.65	(18,100)
2013	157,300	8.73	(12,400)
			$(10,977,300)

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset/
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	Puts purchased	204,500	$7.50	$—
2008	Calls sold	204,500	9.40	(248,700)
2010	Puts purchased	503,500	7.75	—
2010	Calls sold	503,500	8.75	(359,200)
2011	Puts purchased	1,258,800	7.50	—
2011	Calls sold	1,258,800	8.45	(868,600)
2012	Puts purchased	125,900	7.00	—
2012	Calls sold	125,900	8.37	(110,800)
				$(1,587,300)

Crude Oil Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset/
December 31,	(Bbl)	(per Bbl)	(Liability) (2)

2008	5,800	$103.25	$21,800
2009	6,300	99.03	20,400
2010	5,400	96.52	13,300
2011	4,400	95.79	9,100
2012	3,800	95.35	6,200
2013	1,000	95.35	1,700
			$72,500

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset/
December 31,	Type	(Bbl)	(per Bbl)	(Liability) (2)

2008	Puts purchased	5,300	$85.00	$2,800
2008	Calls sold	5,300	127.13	—
2009	Puts purchased	6,400	85.00	8,700
2009	Calls sold	6,400	118.63	—
2010	Puts purchased	5,400	85.00	7,700
2010	Calls sold	5,400	112.92	—
2011	Puts purchased	4,700	85.00	6,000
2011	Calls sold	4,700	110.81	—
2012	Puts purchased	3,800	85.00	4,400
2012	Calls sold	3,800	110.06	—
2013	Puts purchased	1,000	85.00	1,200
2013	Calls sold	1,000	110.09	—
				$30,800

			Total Net Liability	$(12,461,300)
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas and oil prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	March 31, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$282,100	$282,100	$1,530,000	$1,530,000
	$282,100	$282,100	$1,530,000	$1,530,000
Liabilities
Derivative instruments	$(12,743,400)	$(12,743,400)	$(2,031,100)	$(2,031,100)
	$(12,461,300)	$(12,461,300)	$(501,100)	$(501,100)

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Fair Value of Financial Instruments

The Partnership adopted the provisions of SFAS 157 at January 1, 2008. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1– Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2– Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3– Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at March 31, 2008.

	Fair Value Measurements at March 31, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(12,461,300)	$—

Total	$—	$(12,461,300)	$—

ATLAS RESOURCES PUBLIC #16-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the period indicated are as follows:

Three Months
Ended
March 31, 2008

Asset retirement obligation at beginning of period	$3,480,400
Accretion expense	52,200
Asset retirement obligation at end of period	$3,532,600

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

General

We were formed as a Delaware limited partnership on September 15, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells. We have no employees and rely on our MGP for management, which in turn relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services.

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

Results of Operations

Partnership operations began on April 23, 2007. The Partnership's first production revenues were accrued in May 2007, therefore no comparative schedule is available for the three months ended March 31, 2007.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the period indicated:

Three Months
Ended
March 31,
2008
Production revenues (in thousands):
Gas	$10,881
Oil	$574
Total	$11,455

Production volumes:
Gas (mcf/day) (2)	14,000
Oil (bbls/day) (2)	76
Total (mcfe/day) (2)	14,456

Average sales prices:
Gas (per mcf) (1) (2)	$8.54
Oil (per bbl) (2)	$83.52

Average production costs:
As a percent of sales	27%
Per mcfe (2)	$2.32

Depletion per mcfe	$5.11
____________

(1)	The average sales price per mcf before the effects of hedging was $7.71 for the three months ended March 31, 2008.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $10,880,600 for the three months ended March 31, 2008. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $574,300 for the three months ended March 31, 2008.

Expenses.  Production expenses were $3,046,500 for the three months ended March 31, 2008. This was due to transportation fees, well supervision fees and other variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 59% for the three months ended March 31, 2008.

General and administrative expenses were $125,700 for the three months ended March 31, 2008.  These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources. Cash provided by operating activities was $6,328,900 for the three months ended March 31, 2008 which consists of depletion, accounts receivable affiliate, accrued liabilities and accretion of asset retirement obligation.

Cash used in financing activities was $4,718,100 for the three months ended March 31, 2008. This was entirely due to distributions.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" on our Annual Report on Form 10-KSB.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (February 2008). Since the inception of the program, the MGP has not been required to subordinate any of its revenue to its investor partners.

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position FIN 39-1 amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, or FSP FIN 39-1. FSP FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 was effective for us on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. SFAS 157 was effective for us as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner (MGP) is not aware of any legal proceedings filed against the Partnership.

Affiliates to the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #16-2007 (A) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public #16-2007 (A) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Filed on October 18, 2006 in the Form S-1 Registration Statement, dated October 18, 2006 File No. 333-138068.

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public #16-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 13, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 13, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer