Form 10-Q/A
period 2011-09-30
Atlas Resources Public #16-2007 (A) L.P.
filed 2011-11-14
CIK 1374985

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

ITEM 6. EXHIBITS
EXHIBIT INDEX
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ATLAS RESOURCES PUBLIC 16-2007 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q
EXPLANATORY NOTE
The Company is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 10, 2011, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to an error by a third party financial printer, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained inaccuracies. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2

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

3

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 16-2007 (A) L.P.

ATLAS RESOURCES, LLC, Managing General Partner
Date: November 14, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer

4